Form 10-Q
period 2003-06-30
PDC 2002 A LTD PARTNERSHIP
filed 2003-08-07
CIK 1224923

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 333-47622-01

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

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 1,102	6,700
Accounts receivable - oil and gas revenues	545,163	376,585
Total current assets	546,265	383,285

Oil and gas properties, successful efforts method	7,776,484	7,772,930
Less accumulated depreciation, depletion
and amortization	1,034,019	440,192
	6,742,465	7,332,738

	$ 7,288,730	7,716,023

Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 20,094	12,018
Total current liabilities	20,094	12,018

Asset retirement obligation	3,825	-

Partners' Equity	7,264,811	7,704,005

	$ 7,288,730	7,716,023

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2003

(Unaudited)

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenues:
Sales of oil and gas	$ 596,001	1,388,045
Interest income	292	427
	596,293	1,388,472
Expenses:
Lifting cost	109,008	238,767
Direct administrative cost	156	213
Depreciation, depletion, and amortization	274,351	593,649
	385,515	832,629

Income before cumulative effect of change in accounting principle	212,778	555,843

Cumulative effect of change in accounting principle	-	(392)

Net income	$ 212,778	555,451

Net income per limited and additional
general partner unit	$ 476	1,243

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$6,161,002	1,540,251	2,752	7,704,005

Distributions to partners	(781,957)	(195,489)	-	(977,446)

Comprehensive income:
Net income	444,361	111,090	-	555,451
Change in fair value of outstanding hedging positions			(10,501)
Less reclassification adjustments for settled contracts included in net income			(6,698)
Other comprehensive loss			(17,199)	(17,199)
Comprehensive income				538,252

Balance, June 30, 2003	$ 5,823,406	1,455,852	(14,447)	7,264,811

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Six Months ended June 30, 2003

(Unaudited)

2003
Cash flows from operating activities:
Net income	$555,451
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	593,649
Cumulative effect of change in accounting principle	392
Accretion of asset retirement obligation	57
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(171,330)
Decrease in accrued expenses	(6,371)
Net cash provided from operating activities	971,848

Cash flows from financing activities:
Distributions to partners	(977,446)
Net cash used by financing activities	(977,446)

Net decrease in cash	(5,598)
Cash at beginning of period	6,700
Cash at end of period	$ 1,102

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on April 30, 2002 with initial Limited and Additional General Partner contributions of $7,147,522 and the Managing General Partner's cash contribution of $1,554,586 in accordance with the Agreement. After payment of syndication costs of $750,490 and a one-time management fee to the managing general partner of $178,688 the Partnership had available cash of $7,772,930 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2002. Ten wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

The Partnership had net working capital at June 30, 2003 of $526,171.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003

Oil and gas sales for the three months ended June 30, 2003 were $596,001. The volume of natural gas sold for the three months ended June 30, 2003, was 170,670 Mcf at an average sales price of $3.19 per Mcf. Oil sales were 1,740 barrels at an average sales price of $29.68 per barrel for the three months ended June 30, 2003. The Lifting cost for the three months ended June 30, 2003 was $.61 per Mcfe. While the Partnership experienced a net income of $212,778, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $565,682 to the partners during the three months ending June 30, 2003.

Six months ended June 30, 2003

Oil and gas sales for the six months ended June 30, 2003 were $1,388,045. The volume of natural gas sold for the six months ended June 30, 2003, was 368,726 Mcf at an average sales price of $3.43 per Mcf. Oil sales were 3,861 barrels at an average sales price of $32.03 per barrel for the six months ended June 30, 2003. The Lifting cost for the six months ended June 30, 2003 was $.61 per Mcfe. While the Partnership experienced a net income of $555,451, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $977,446 to the partners during the six months ending June 30, 2003.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 13,291 Mmbtu of monthly production and ceilings in place at $3.13 on 3,323 Mmbtu of monthly production. For the period November, 2003 through July, 2004, the Partnership has floors in place at $3.50 on 7,974 Mmbtu of monthly production and ceilings in place at $5.26 on 7,974 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. For the period from July 2003 through December, 2003, the Partnership has in place oil hedges on 313 barrels of monthly production at $30.00 barrel. The fair value of these hedges, floors, and ceilings as of June 30, 2003 is $(14,447).

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of June 30, 2003 the Partnership had option contracts for the sale of 53,162 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 93,034 Mmbtu of natural gas with an average floor price of $4.72. The Partnership also has hedging contracts for the sale of 1,879 barrels of oil at $30.00 per barrel.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certifications by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

               June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2002-A Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer