Form 10-Q
period 2005-06-30
PDC 2002 A LTD PARTNERSHIP
filed 2005-07-22
CIK 1224923

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 3,287	2,417
Accounts receivable - oil and gas revenues	236,332	325,102
Total current assets	239,619	327,519

Oil and gas properties, successful efforts method	7,776,484	7,776,484
Less accumulated depreciation, depletion
and amortization	2,141,997	1,962,031
	5,634,487	5,814,453

	$ 5,874,106	6,141,972

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 41,471	48,236
Total current liabilities	41,471	48,236

Asset retirement obligations	4,361	4,233

Partners' Equity	5,828,274	6,089,503

	$5,874,106	6,141,972

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June30
	2005	2004	2005	2004
Revenues:
Sales of oil and gas	$ 242,637	372,657	614,592	844,287
Interest income	604	170	870	373
	243,241	372,827	615,462	844,660
Expenses:
Lifting cost	140,498	78,744	292,346	173,431
Direct administration cost	64	-	128	-
Depreciation, depletion, and amortization	74,964	136,555	179,966	271,038
	215,526	215,299	472,440	444,469
Net income	$ 27,715	157,528	143,022	400,191

Net income per limited partner unit	$ 62	353	320	896

                See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Six months ended June 30, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$4,884,585	1,221,145	(16,227)	6,089,503

Distributions to partners	(309,469)	(77,367)	-	(386,836)

Comprehensive income:
Net income	114,417	28,605	-	143,022
Change in fair value of outstanding hedging positions			(33,255)
Less reclassification adjustments for settled contracts included in net income			15,840
Other comprehensive loss			(17,415)	(17,415)
Comprehensive income				125,607

Balance June 30, 2005	$ 4,689,533	1,172,383	(33,642)	5,828,274

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$143,022	400,191
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	179,966	271,038
Accretion of asset retirement obligations	128	-
Changes in operating assets and liabilities:
Decrease in accounts receivable - oil and gas revenues	68,354	141,030
Decrease in accounts payable	(3,764)	(2,192)
Net cash provided from operating activities	387,706	810,067

Cash flows from financing activities:
Distributions to partners	(386,836)	(809,743)
Net cash used by financing activities	(386,836)	(809,743)

Net increase in cash	870	324
Cash at beginning of period	2,417	1,742
Cash at end of period	$ 3,287	2,066

See accompanying notes to financial statements.

PDC 2002-A LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        The accompanying condensed interim financial statements and related disclosures are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the Commission).  As permitted by these regulations, certain information and footnote disclosures that would typically be required in annual financial statements have been condensed or omitted.  However, management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the PDC 2002-A Limited Partnership's (the Partnership) Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Use of Estimates

        To prepare financial statements in accordance with generally accepted accounting principles, the Partnership's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period.  Actual results could differ from those estimates.

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

5.     Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX (New York Mercantile Exchange) traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as a hedge of a forecasted transaction (future production and sales of oil and gas) ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

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

The Partnership had working capital at June 30, 2005 of $198,148.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  Under the Limited Partnership Agreement, the Partnership is not permitted to borrow funds.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004 Oil and gas sales for the three months ended June 30, 2005 were $242,637 compared to $372,657 for the three months ended June 30, 2004, a decrease of $130,020 or 34.9%.  The volume of natural gas sold for the three months ended June 30, 2005, was 36,004 Mcf at an average sales price of $5.27 per Mcf compared to 83,992 Mcf at an average price of $3.88 per Mcf for the three months ended June 30, 2004.  The volume of oil sold for the three months ended June 30, 2005 was 1,147 barrels at an average sales price of $46.18 compared to 1,330 barrels at an average price of $35.31 for the three months ended June 30, 2004.  The lifting cost for the three months ended June 30, 2005 was $3.28 per Mcfe compared to $0.85 per Mcfe for the three months ended June 30, 2004. This increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the three months ended June 30, 2005 was $74,964 compared to $136,555 for the three months ended June 30, 2004.  The Partnership experienced a net income of $27,715 and $157,528 and distributed $168,676 and $389,574 to the partners for the three months ended June 30, 2005 and 2004, respectively.

Six Months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the six months ended June 30, 2005 were $614,592 compared to $844,287 for the six months ended June 30, 2004 a decrease of $229,695 or 27.2%.  The volume of natural gas sold for the six months ended June 30, 2005, was 83,691 Mcf at an average sales price of $5.59 per Mcf compared to 176,955 Mcf at an average price of $4.29 per Mcf for the six months ended June 30, 2004.  The volume of oil sold for the six months ended June 30, 2005 was 3,211 barrels at an average sales price of $45.58 compared to 2,537 barrels at an average price of $33.31 for the six months ended June 30, 2004.  The lifting cost for the six months ended June 30, 2005 was $2.84 per Mcfe compared to $.90 per Mcfe for the six months ended June 30, 2004.  The increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per Mcfe.  The Partnership experienced a net income of $143,022 and $400,191and distributed $386,836 and $809,743 to the partners for the six months ended June 30, 2005 and 2004, respectively.

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not yet determined the final impact on the Partnership's financial position or results of operations of the application of FIN No. 47, however the Partnership does expect to record an unfavorable cumulative effect of change in accounting principle within the statement of operations before year end.  Such effect may be material to the financial statements.

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

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

The following tables summarize the open futures and options contracts for the Partnership as of June 30, 2005 and June 30, 200 4.

	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of June 30, 2005
Natural Gas	Floors	45,722	$ 4.27	-	$ 993
Natural Gas	Ceilings	22,861	$ 6.83	-	$(17,643)
Oil	Floors	1,868	$32.30	$60,325	$ 8
Oil	Ceilings	934	$40.00	$37,353	$(17,000)
Contracts maturing in 12 months following June 30, 2005
Natural Gas	Floors	36,844	$ 4.22	-	$ 633
Natural Gas	Ceilings	18,422	$ 6.72	-	$(15,288)
Oil	Floors	1,868	$32.30	$60,325	$ 8
Oil	Ceilings	934	$40.00	$37,353	$(17,000)
Prior Year Total Contracts as of June 30, 2004
Natural Gas	Floors	132,605	$ 3.90	-	-
Natural Gas	Ceilings	66,302	$ 5.01	-	$(29,875)
Oil	Sales	1,115	$31.62	$35,257	$ (6,133)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 16 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

                     None.

Item 6           Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership	32

                                                                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2002-A Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: July 22, 2005	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: July 22, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer